Form 10QSB
period 2000-03-31
MAS ACQUISITION XL CORP
filed 2000-05-05
CIK 1103044

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2000

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-28989

	                MAS ACQUISITION XL CORP.
              (Name of Small Business Issuer in its charter)



                Indiana                                       35-2089855
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     1710 E. Division St., Evansville, Indiana           47711
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (812) 479-7266



     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

               Common Stock, $.001 par value per share
                           (Title or class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.	YES [x]   NO [ ]

     As of March 31, 2000, the Registrant has outstanding 8,519,900 shares of Common Stock.

                 MAS Acquisition XL Corp.

                       Form 10-QSB

                    Quarterly Report

                     March 31, 2000


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Balance Sheet at March 31, 2000 and December 31,
        1999 (unaudited)                                     F-1
     Statements of Operations for the three months
        ended March 31, 2000 and 1999 (unaudited)            F-2
     Statement of Changes in Stockholder's Equity
        for the period from December 31, 1999
        to March 31, 2000 (unaudited)                        F-3
     Statements of Cash Flows for the three months
        ended December 31, 2000 and 1999                     F-4
     Notes to Unaudited Financial Statements                 F-5

                 MAS Acquisition XL Corp.
               (A Development Stage Company)
                      Balance Sheet

                          Assets

                                                  March 31,     December 31,
                                                    2000           1999
                                                  ---------     ------------
Current assets:
  Total current assets                            $   -         $   -

Other assets:
  Organization costs net of amortization of $59         31            36
  and $54
                                                  --------      --------
     Total assets                                 $     31      $     36
                                                  ========      ========

            Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $   -         $    -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                         -              -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,519,900 shares issued and
   outstanding                                         111           111
   Deficit accumulated during the
    development stage                                  (80)          (75)
                                                  --------      --------
     Total liabilities and stockholders' equity   $     31      $     36
                                                  ========      ========

     Read the accompanying notes to the financial statements.

                              MAS Acquisition XL Corp.
                            (A Development Stage Company)
                               Statements of Operations


                                                      Three Months
                                                     Ended March 31,
                                              -----------------------------
                                                  2000             1999
                                              ------------      -----------
Revenue                                       $     -           $    -

Costs and expenses:
 General and Administrative                            5                5
                                              ----------        ---------
   Net (loss)                                 $       (5)       $      (5)
                                              ==========        =========
Per share information:

 Weighted average number
 of common shares
 outstanding - basic and fully diluted         8,519,900        8,519,825
                                               =========        =========

 (Loss) per share - basic and fully diluted    $    (.00)       $    (.00)
                                               =========        =========



                Read the accompanying notes to the financial statements.

                       MAS Acquisition XL Corp.
                     (A Development Stage Company)
              Statement of Changes in Stockholders' Equity

                                                    Deficit Accumulated
                                                         During the
                                Common Stock         Development Stage   Total
                              ----------------      -------------------  -----
                              Shares    Amount
                              ------    ------
Balance December 31, 1999   8,519,900        111             (75)           36
Net (loss) for the period        -          -                 (5)           (5)
                            ---------   --------       ---------     ---------
Balance March 31, 2000      8,519,900   $    111       $     (80)    $      31
                            =========   ========       =========     =========


     Read the accompanying notes to the financial statements.

                            MAS Acquisition XL Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows

                                                      Three Months
                                                     Ended March 31,
                                               ------------------------
                                                  2000         1999
                                               -----------  -----------
Cash Flows From Operating Activities:
  Net (loss)                                    $       (5)  $       (5)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Amortization                                           5            5
  Issuance of common stock for services               -            -
  Gift shares issued                                  -            -
                                                ----------  -----------
Net cash provided by (used in)
  operations                                          -            -
                                                ----------  -----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                -            -
                                                ----------  -----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                -            -
                                                ----------  -----------
Net increase (decrease) in cash and
  cash equivalents                                    -            -
                                                ----------  -----------
Beginning cash and cash equivalents                   -            -
                                                ----------  -----------
Ending cash and cash equivalents                $     -      $     -
                                                ==========  ===========

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes                    $     -      $     -
                Interest                        $     -      $     -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                                         $     -      $     -


     Read the accompanying notes to the financial statements.

                        MAS Acquisition XL Corp.
                      (A Development Stage Company)
                      Notes to Financial Statements
                          As of March 31, 2000

Note 1. SIGNIFICANT ACCOUNTING POLICIES

A. Organization

The Company was incorporated on January 6, 1997, in the State of Indiana. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen December 31, as a year end.

B. Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

C. Intangible assets

The cost of intangible assets is amortized using the straight line method over the estimated useful economic life (five years for organization costs). They are stated at cost less accumulated amortization. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the periods presented.

D. Net loss per share

Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

E. Use of estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2. STOCKHOLDERS' EQUITY

At inception the Company issued 8,500,000 shares of its $.001 par value common stock to an officer as reimbursement of organization costs paid by the officer. Fair value used for this transaction of $90 is based upon the actual cost of incorporation.

                      MAS Acquisition XL Corp.
                    (A Development Stage Company)
                    Notes to Financial Statements
                       As of December 31, 1999
                             (Continued)

During January, 1997 the Company issued 500 shares of its $.001 par value common stock to directors as compensation valued at $1.

During March, 1997 the Company issued 7,750 shares of its common stock to foreign citizens as a gift with an aggregate fair value of $8.

During September, 1998 the Company issued 750 shares of its $.001 par value common stock to directors as compensation valued at $1.

During September, 1998 the Company issued 10,800 shares of its common stock to foreign citizens as a gift with an aggregate fair value of $11.

During October, 1999 the Company issued 100 shares of its $.001 par value common stock for services valued at $0.

Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company's net operating loss carryforwards expire in 2012 through 2014.

Note 4. GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern.

As discussed in Note 1 the Company is in the development stage and the realization of its assets is dependent upon its ability to meet its future financing requirements, and the success of its future operations.

Management plans include obtaining additional equity financing and the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

  The following discussion should be read in conjuction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (January 6, 1997) through March 31,
2000.

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

  The Company has no cash as of March 31, 2000.

Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION XL Corp.



Date: April 28, 2000

                           By: /s/ Aaron Tsai
                               ----------------------------------
                               Aaron Tsai
			       President, Chief Executive Officer
			       Treasurer and Director