Form 10QSB/A
period 2000-03-31
MAS ACQUISITION XL CORP
filed 2000-06-21
CIK 1103044

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB/A

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended  - March 31, 2000

          				OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

            		Commission file number 0-28989

	                MAS ACQUISITION XL CORP.
              (Name of Small Business Issuer in its charter)



                Indiana                                    35-2089918
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                      Identification Number)


     1710 E. Division St., Evansville, Indiana           47711
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

                 MAS Acquisition XL Corp.

                       Form 10-QSB/A

                    Quarterly Report

                     March 31, 2000


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements    	 	                    Page
     Balance Sheet at March 31, 2000                         3
     Statements of Operations for the three months
        ended March 31, 2000 and 1999  and the period
        from inception (January 6, 1997)
        to March 31, 2000                                    4
     Statements of Cash Flows for the three months
        ended March 31, 2000 and 1999 and the period
        from inception (January 6, 1997)
        to March 31, 2000                                    5
     Notes to Unaudited Financial Statements                 6

(2) Management's Discussion and Analysis or
        Plan of Operation                                    7

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                        8

                 MAS Acquisition XL Corp.
               (A Development Stage Company)
                      Balance Sheet
                      March 31, 2000
                       (Unaudited)

Assets

Current assets:
  Total current assets                            $   -

Other assets:
  Organization costs net of amortization of $59         31
                                                  --------
     Total assets                                 $     31
                                                  ========

            Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $   -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                         -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,519,900 shares issued and
   outstanding                                         111
   Deficit accumulated during the
    development stage                                  (80)
                                                  --------
     Total liabilities and stockholders' equity   $     31
                                                  ========


     Read the accompanying notes to the financial statements.

                              MAS Acquisition XL Corp.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                      Three Months             Inception
                                     Ended March 31,        (January 6, 1997)
                                ---------------------------        to
                                    2000           1999      March 31, 2000
                                ------------    -----------  ---------------
Revenue                         $     -         $    -        $    -

Costs and expenses:
 General and Administrative              5              5             80
                                ----------      ---------     ----------
   Net (loss)                   $       (5)     $      (5)    $      (80)
                                ==========      =========     ==========

Per share information:

 Weighted average number
 of common shares
 outstanding -
 basic and fully diluted         8,519,900      8,519,825      8,513,296
                                 =========      =========      =========

 (Loss) per share -
 basic and fully diluted         $    (.00)     $    (.00)     $    (.00)
                                 =========      =========      =========


                Read the accompanying notes to the financial statements.

                            MAS Acquisition XL Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                            Three Months           Inception
                                          Ended March 31,      (January 7, 1997)
                                       ------------------------       to
                                          2000         1999     March 31, 2000
                                       -----------  ----------- --------------
Cash Flows From Operating Activities:
  Net (loss)                             $    (5)    $    (5)      $      (80)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
  operating activities:
  Amortization                                 5           5               59
  Issuance of common stock for services        -           -                2
  Gift shares issued                           -           -               19
                                        ----------  -----------    ----------
Net cash provided by (used in)
  operations                                   -           -            -
                                        ----------  -----------    ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                         -           -            -
                                        ----------  -----------    ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                         -           -            -
                                        ----------  -----------    ----------
Net increase (decrease) in cash and
  cash equivalents                             -           -            -
                                        ----------  -----------    ----------
Beginning cash and cash equivalents            -           -            -
                                        ----------  -----------    ----------
Ending cash and cash equivalents         $     -     $     -        $   -
                                        ==========  ===========    ==========


     Read the accompanying notes to the financial statements.

                        MAS Acquisition XL Corp.
                      (A Development Stage Company)
                      Notes to Financial Statements
                          As of March 31, 2000

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1999 and for the two years then ended and the period from inception (January 7, 1997) to December 31, 1999, including notes thereto included in the Company's Form 10-SB.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

(3) Income Taxes

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

The Company's net operating loss carryforwards expire through 2020.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (January 6, 1997) through March 31,
2000.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits
   27.1 Financial Data Schedule (For SEC purposes only)

B. Reports on Form 8-K
   None

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION XL Corp.



Date: June 16, 2000

                           By: /s/ Aaron Tsai
                               ----------------------------------
                               Aaron Tsai
                               President, Chief Executive Officer
                               Treasurer and Director

This schedule contains summary financial information extracted from the Balance Sheet at March 31, 2000 (unaudited) and the Statement of
Operations for the three months ended March 31, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements.


[PERIOD-TYPE]                          3-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-END]                           MAR-31-2000
[CASH]                                 0
[SECURITIES]                           0
[RECEIVABLES]                          0
[ALLOWANCES]                           0
[INVENTORY]                            0
[CURRENT-ASSETS]                       31
[PP&E]                                 0
[DEPRECIATION]                         0
[TOTAL-ASSETS]                         31
[CURRENT-LIABILITIES]                  0
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                               31
[OTHER-SE]                             0
[TOTAL-LIABILITY-AND-EQUITY]           31
[SALES]                                0
[TOTAL-REVENUES]                       0
[CGS]                                  0
[TOTAL-COSTS]                          0
[OTHER-EXPENSES]                       (5)
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                     0
[INCOME-PRETAX]                        (5)
[INCOME-TAX]                           0
[INCOME-CONTINUING]                    0
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                           (5)
[EPS-BASIC]                          0
[EPS-DILUTED]                          0
