Form 10KSB
period 2000-12-31
MAS ACQUISITION XL CORP
filed 2001-01-23
CIK 1103044

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended  - December 31, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from

                         Commission file number 0-28989

                            MAS ACQUISITION XL CORP.
                  (Name of Small Business Issuer in its charter)



                  Indiana                               35-2089918
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization


      17 N. Governor St., Evansville, Indiana           47711
      (Address of principal executive offices)         (Zip Code)

      Issuer's telephone number: (812) 425-1050

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.001 par value per share
                                    (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [ x ]   NO [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

     State issuer's revenues for its most recent fiscal year. $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     [   ] Yes [   ] No

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,272,400 as of December 31, 2000.

                          Documents Incorporated by Reference

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

     Transitional Small Business Disclosure Format (Check one):
     Yes [   ]; No [ x ]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     MAS Acquisition XL Corp. (the "Company"), was incorporated on January
6, 1997 in the State of Indiana, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, the Company is authorized to issue 80,000,000 shares of Common Stock at $.001 par value and 20,000,000 shares of Preferred Stock at $.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company.

     The Company has been in the developmental stage since inception and has no operations to date. Other than the issuance of shares to its shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition.

     The Company became a reporting company in March, 2000 on a voluntary basis by filing a registration statement on Form 10-SB. The Company automatically becomes a reporting company 60 days after the filing of Form 10-SB. The purpose of filing Form 10-SB is because the primary attraction of the Company as a merger partner or acquisition vehicle is its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

GENERAL BUSINESS PLAN

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Aaron Tsai, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     The officers of the Company will rely primarily upon their own efforts in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Our parent company, MAS Capital Inc. and Aaron Tsai, President of our Company agreed to pay all expenses until a business combination is effected, without repayment.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

     The Company does not intends to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

IITEM 2. DESCRIPTION OF PROPERTY.

     The Company has no properties and has no agreements to acquire any properties. The Company currently uses the offices of its parent company, MAS Capital Inc., at no cost. MAS Caital Inc. has agreed to continue this arrangement until we effect a merger or acquisition.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the calendar year covered by this report to a vote of security holders.

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

     There is not market for the Company's securities.

(b)  Holders.

     As of December 31, 2000, there were approximately 151 holder of the Company's Common Stock.

(c)  Dividends.

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - January 6, 1997 (Inception) through December 31, 2000.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company has 8,272,400 shares of its Common Stock outstanding. The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS.

                                                              Page
     Report of Independent Auditors                           F-1
     Balance Sheet at December 31, 2000                       F-2
     Statements of Operations for the Years ended
        December 31, 2000 and 1999, and the
        period from Inception (January 6, 1997) to
        December 31, 2000                                     F-3
     Statement of Changes in Stockholders' Equity
        for the period from Inception (January 6, 1997),
        through December 31, 2000                             F-4
     Statements of Cash Flows for the Years ended
        December 31, 2000 and 1999, and the
        period from Inception (January 6, 1997) to
        December 31, 2000                                     F-5
     Notes to Financial Statements                            F-6

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
MAS Acquisition XL Corp.

We have audited the accompanying balance sheet of MAS Acquisition XL Corp.
(a development stage Company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2000 and 1999, and the period from January 6, 1997 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAS Acquisition XL Corp.
(a development stage Company) as of December 31, 2000, and the results of its operations, and its cash flows for each of the years ended December 31, 2000 and 1999, and the period from January 6, 1997 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 the Company has been in the development stage since inception. The Company's continued existence is dependent upon the ability to meet future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/ Stark Tinter & Associates, LLC
Stark Tinter & Associates, LLC
Certified Public Accountants

Denver, Colorado
January 8, 2001

                           MAS Acquisition XL Corp.
                        (A Development Stage Company)
                                Balance Sheet
                              December 31, 2000

                                 Assets

Current assets:
  Total current assets                                       $      -
                                                             ========

Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                                  $      -
                                                             --------
Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                                       -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,272,400 shares issued and
   outstanding                                                    111
   Paid in capital                                                600
Deficit accumulated during the
   development stage                                             (711)
                                                             ---------
     Total liabilities and stockholders' equity              $      -
                                                             =========





          Read the accompanying notes to the financial statements.

                         MAS Acquisition XL Corp.
                       (A Development Stage Company)
                         Statements of Operations
             For the Years Ended December 31, 2000 and 1999 and
      the Period From Inception (January 6, 1997) to December 31, 2000

                                                 Year             Year           Inception
                                                 Ended            Ended              to
                                               December 31,     December 31,    December 31,
                                                 2000              1999             2000
                                               ------------     ------------    ------------
Revenue                                        $        -       $       -       $       -

Costs and expenses:
 General and Administrative                           636              18             711
                                               -----------      ----------      ----------
   Net (loss)                                  $     (636)      $     (18)      $    (711)
                                               ===========      ==========      ==========
Per share information:

 Weighted average number
 of common shares
 outstanding - basic and fully diluted          8,458,025        8,519,825       8,501,243
                                               ===========      ===========     ============
 (Loss) per share - basic and fully diluted    $     (.00)       $    (.00)      $    (.00)
                                               ===========      ===========     ============







            Read the accompanying notes to the financial statements.

                         MAS Acquisition XL Corp.
                       (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
           For the Period From (Inception) January 6, 1997, through
                             December 31, 2000

                                                           Deficit Accumulated
                                                 Paid in        During the
                                Common Stock     Capital    Development Stage   Total
                              ----------------   -------   -------------------  -----
                              Shares    Amount

Shares issued at inception
 for intangible asset
 aggregating $90            8,500,000   $   90    $    -      $     -           $  90
Shares issued for
 services at $.001
 per share during
 January, 1997                    500        1         -            -               1
Gift shares issued
 during March, 1997 at
 $.001 per share                7,750        8         -            -               8
Net (loss) for the year             -        -         -          (27)            (27)
                            ---------   ------     -----    ----------          ------
Balance December 31, 1997   8,508,250       99                    (27)             72
Shares issued for
 services at $.001
 per share during
 September, 1998                  750        1         -            -               1
Gift shares issued
 during September, 1998 at
 $.001 per share               10,800       11         -            -              11
Net (loss) for the year             -        -         -          (30)            (30)
                            ---------   ------     -----    ----------          ------
Balance December 31, 1998   8,519,800      111         -          (57)             54
Shares issued for
 services at $.001
 per share during
 October, 1999                    100        -         -            -               -
Net (loss) for the year             -        -         -          (18)            (18)
                            ---------   ------     -----    ----------          ------
Balance December 31, 1999   8,519,900      111         -          (75)             36
Shares returned and
 cancelled                   (247,500)       -         -            -               -
Contribution of operating
 expenses to paid in
 capital                            -        -       600            -             600
Net (loss) for the year             -        -         -         (636)           (636)
                            ---------   ------     -----    ----------          ------
Balance December 31, 2000   8,272,400   $  111     $ 600     $   (711)          $   -
                            =========   ======     ======    =========          ======








          Read the accompanying notes to the financial statements.

                           MAS Acquisition XL Corp.
                         (A Development Stage Company)
                           Statements of Cash Flows
               For the Years Ended December 31, 2000 and 1999, and the Period From Inception (January 6, 1997) to December 31, 2000

                                                    Year          Year        Inception
                                                    Ended         Ended          to
                                                 December 31,  December 31,  December 31,
                                                    2000          1999          2000
                                                -----------    -----------   ------------
Cash flows from operating activities:
  Net (loss)                                    $     (636)    $    (18)     $      (711)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Contribution of expenses to paid in capital          600            -              600
  Amortization                                          36           18               90
  Issuance of common stock for services                  -            -                2
  Gift shares issued                                     -            -               19
                                                -----------    -----------   ------------
Net cash provided by (used in)
  operating activities                                   -            -                -
                                                -----------    -----------   ------------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                   -            -                -
                                                -----------    -----------   ------------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                   -            -                -
                                                -----------    -----------   ------------
Net increase (decrease) in cash and
  cash equivalents                                       -            -                -
                                                -----------    -----------   ------------
Beginning cash and cash equivalents                      -            -                -
                                                -----------    -----------   ------------
Ending cash and cash equivalents                $        -     $      -      $         -
                                                ===========    ===========   ============

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes                    $        -     $      -      $         -
                Interest                        $        -     $      -      $         -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for intangible asset      $        -     $      -      $        90





          Read the accompanying notes to the financial statements.

                            MAS Acquisition XL Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

Note 1. SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on January 6, 1997, in the State of Indiana. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen December 31, as a year end.

Blank Check Companies

The Securities and Exchange Commission ("SEC") has issued guidance on whether the commencement of a trading market for blank check companies constitutes a distribution in violation of the registration requirements of the Securities Act.

It is the SEC's view, that both before and after the business combination with an operating entity the promoters or affiliates of blank check companies are underwriters of the securities issued. Accordingly, the securities can only be resold through registration under the Securities Act.

The Company has not yet determined the impact that the SEC's position will have on its future operations.

Cash and cash equivalents

Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Intangible assets

The cost of intangible assets is amortized using the straight line method over the estimated useful economic life of five years. During the year ended December 31, 2000 the balance of $36 in intangible assets was charged to operations.

Impairment of long-lived assets

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Net loss per share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated

                           MAS Acquisition XL Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2000
                                  (Continued)

by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents, if any, are excluded from the computation if their effect would be anti dilutive.

Use of estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

The Company records revenue when services are performed or products are shipped.

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not been engaged in derivative instruments transactions or hedging activities and has not yet determined the effect of SFAS No. 133 on the earnings and financial position of the Company.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

                         MAS Acquisition XL Corp.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                                  (Continued)

Note 2. STOCKHOLDERS' EQUITY

At inception the Company issued 8,500,000 shares of its $.001 par value common stock to an officer as reimbursement for an intangible asset paid for by the officer. Fair value used for this transaction of $90 is based upon the actual costs incurred.

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

During September, 2000 247,500 shares of the Company's $.001 par value common stock were returned to the Company for no consideration and cancelled.

During the year ended December 31, 2000 the Company's majority shareholder contributed an aggregate of $600 of operating expenses to the Company's capital.

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

The Company's net operating loss carryforwards expire in 2012 through 2015.

Note 4. GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern.

                          MAS Acquisition XL Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                December 31, 2000
                                   (Continued)

As discussed in Note 1 the Company is in the development stage and its continued existence is dependent upon its ability to meet its future financing requirements, and the success of its future operations.

Management plans include obtaining additional equity financing and the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

     Name           Age       Position
     Aaron Tsai     31        Chairman of the Board, President, Chief
                              Executive Officer, and Treasurer

     As of December 31, 2000, there were no agreements or understandings for the officer or director to resign at the request of another person.

     Aaron Tsai has served as President, Chief Executive Officer, Treasurer and a Director of the Company since November, 1999. Mr. Tsai is President and Director and may hold or held other positions in the following companies since their inception, which are in parenthesis after the company names: MAS Capital Inc. (September 1999), a venture capital and emerging Internet investment banking firm. MAS Financial Corp.(August 1995), a consulting firm specializing in reverse merger transactions and provides consulting services to public and private companies. MASX.com Inc. (February 1999) intends to develope an electronic stock trading facility. MAS Trade.net Inc. (September 1999) is a start-up stage broker-dealer. Aimex Camera Corp. (December 1996), Aimex Distributing Corp. (October 1996) and Aimex Marketing Corp. (October 1996) are in the wholesale distribution of point-and-shoot cameras and inexpensive binoculars. Mr. Tsai served as a registered representative at Herman, Alexis & Co., Inc., a broker-dealer, since December 2000.

     Mr. Tsai was Vice President and Director of Hunan Restaurant of Indiana, Inc., a Chinese restaurant, from April 1996 to December 2000 and Hunan Restaurant of Boonville, Inc., a Chinese restaurant, from November 1996 to December 2000. Mr. Tsai served as a registered representative at Franklin Ross, Inc., a broker-dealer from July 2000 to November 2000. Mr. Tsai was President and Director of following companies: American Multimedia, Inc. from June 1994 to March 2000. American Multimedia was a distributor of multimedia add-on peripherals for personal computers. Aimex Imaging Corp. from November 1995 to March 2000. Aimex Imaging was a company intended to distribute multi-functional office equipments. Mr. Tsai was President and Director of Aimex International Corporation, ("AIC") from April 1996 to March 1998. AIC was the holding company of American Multimedia, Inc., Aimex Imaging Corp., Aimex Camera (HK) Limited, and Aimex Capital/Finance, Ltd. Mr. Tsai was President and Director of both Aimex Camera (HK) Limited ("AHK") (May 1995) and Aimex Capital/Finance, Ltd. (January 1996)("ACF") since their inception to December 1998. AHK was intended to be an exporter of point-and-shoot cameras from Hong Kong and ACF was intended to be a company providing financing to AIC. Mr. Tsai has been President and Director of Multi Access Systems, Inc. ("MASI") from April 1993 to March 1997. MASI was intended to be a computer multimedia company. Mr. Tsai served as President, Chief Executive Officer and a Director of Aimex Camera Inc. ("ACI") from November 1990 to December 1997. ACI was an international camera company distributing worldwide, under Aimex and Rioka brands as well as under private labels, a complete line of 35mm cameras from point-and-shoot cameras and 80mm power zoom cameras. Mr. Tsai served as President and a Director of Auto Stack Pacific Rim Ltd. ("ASP") from January 1999 to August 1999. ASP was formed to market or build automated multi-level parking system. Mr. Tsai was and is currently serving as officer and director of a number of other blank check companies.

CONFLICTS OF INTEREST

     Members of the Company's management is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in Aaron Tsai acting as officer and director of the Company. Insofar as the officer and director is engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

     The officer and director of the Company is and may in the future become shareholder, officer or director of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individual acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individual in the performance of his duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     Aaron Tsai, President of the Company may be compensated in form of shares of common stock of the Company upon completion of an acquisition or merger. It is possible that such compensation may become a factor in negotiations and present conflict of interest. Aaron Tsai will use his best efforts to resolve equitably any conflicts that might result during negotiations for an acquisition or merger.

     There are no agreements or understandings for Aaron Tsai to resign at the request of another person and that Aaron Tsai is not acting on behalf of or will act at the direction of any other person except at the time of the merger or acquisition and at the request of the controlling persons of the acquisition or merger candidate. The Company expects that the controlling persons of the acquisition or merger candidate will ask all of the current Officers and Directors to resign at the time of the acquisition or merger because they will become controlling persons of the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Indiana, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10. EXECUTIVE COMPENSATION.

     None of the Company's current officers or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officer or directors. Further, none of the officer or directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. The amount of such finder's fee cannot be determined as of the date of this statement, but is expected to be comparable to consideration normally paid in like transactions.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPLE STOCKHOLDERS

     The following table sets forth certain information as of December 31, 2000 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

                                      Number of              Percentage of
Name and Address                      Shares Owned           Shares owned
---------------------------------     ------------------     ----------------
MAS Capital Inc.                        8,250,000                 99.7%
17 N. Governor St.
Evansville, IN 47711

Aaron Tsai (1)                          8,250,350 (2)             99.7%
c/o MAS Capital Inc.
17 N. Governor St.
Evansville, IN 47711

All Directors & Officers                8,250,350 (2)             99.7%
as a group (1 person)

--------------------
(1) Aaron Tsai is an officer, director and controlling person of MAS Capital Inc., the parent company of the Company.

(2) Includes 8,250,000 shares held by MAS Capital Inc. and 350 shares held by John Tsai, brother of Aaron Tsai.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

(3.1)       Articles of Incorporation as filed with the Form
            10-SB Registration Statement on January 19, 2000.

(3.2)       Bylaws of the Company as filed with the Form
            10-SB Registration Statement on January 19, 2000.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MAS ACQUISITION XL CORP.


                                        By: /s/ Aaron Tsai
                                        ----------------------------------
                                        Aaron Tsai
                                        President, Chief Executive Officer
                                        Treasurer and Director

                                        Date: January 8, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                                 Date
---------         -----                                 ----

/s/ Aaron Tsai    President, Chief Executive            January 8, 2000
--------------    Officer, Treasurer and Director
Aaron Tsai